Form 10-Q
period 2011-10-31
Kingly Chateau Corp
filed 2011-12-15
CIK 1520216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to__________

Commission file number: ___________

KINGLY CHATEAU CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	39-2078329
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Unit1705 A, 17 Floor, Tower 1, Silvercord Plaza
No. 30 Canton Road, TST, Kowloon, Hong Kong
 (Address of Principal Executive Offices)
(Zip Code)

+852 - 2957 8088
 (Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The number of shares outstanding of the Registrant’s common stock as of December 15, 2011, was 16,612,500 shares of common stock.

KINGLY CHATEAU CORPORATION

FORM 10-Q
October 31, 2011

PART 1 - FINANCIAL INFORMATION

KINGLY CHATEAU CORPORATION
(A development stage company)
BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$56,160	$-

Total Current Assets	56,160	-

TOTAL ASSETS	$56,160	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 20,000,000 shares authorized;
No shares issued and outstanding

Common stock: par value $0.001; 200,000,000 shares authorized;
16,612,500 and 6,000,000 shares issued and outstanding, respectively	16,613	6,000

Additional paid-In capital	99,547	54,000
Deficit accumulated during the development stage	(60,000)	(60,000)

Total Stockholders' Equity	56,160	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,160	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	Three Months	Six Months	March 28, 2011(inception)
	Ended	Ended	through
	October 31, 2011	October 31, 2011	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	-	-	-
STOCK COMPENSATION	-	-	60,000

TOTAL OPERATING EXPENSES	-	-	60,000

LOSS BEFORE INCOME TAXES	-	-	(60,000)

INCOME TAXES	-	-	-

NET LOSS	$-	$-	$(60,000)

Net Loss Per Common Share - basic & diluted	$-	$-	$(0.004)

Weighted Average Common Shares Outstanding:
- basic & diluted	16,612,500	14,670,456	13,352,165

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from March 28, 2011 (inception) through October 31, 2011

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, March 28, 2011 (Inception)	-	$-	$-	$-	$-

Shares issued for services at $0.01
per share on March 28, 2011	6,000,000	6,000	54,000	-	60,000

Net Loss				(60,000)	(60,000)

Balance, April 30, 2011	6,000,000	6,000	54,000	(60,000)	-

Shares issued for cash at $0.05
per share on June 1, 2011	10,000,000	10,000	40,000		50,000

Shares issued for cash at $0.0101
per share on June 30, 2011	612,500	613	5,547		6,160

Net Loss (unaudited)				-	-

Balance, October 31, 2011	16,612,500	$16,613	$99,547	$(60,000)	$56,160

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

		For the Period from
	Six Months	March 28, 2011(inception)
	Ended	through
	October 31, 2011	October 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$-	$(60,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued as compensation	-	60,000
Changes in operating assets and liabilities:
Accrued expenses	-	-

Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	56,160	56,160

Net cash flows provided by financing activities	56,160	56,160

NET CHANGE IN CASH	56,160	56,160

CASH BALANCE AT BEGINNING OF PERIOD	-	-

CASH BALANCE AT END OF PERIOD	$56,160	$56,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

GOLD PARTY PAYDAY, INC.
 (A DEVELOPMENT STAGE COMPANY)
October 31, 2011
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Kingly Chateau Corporation, a development stage company, (the “Company”), was incorporated on March 28, 2011 under the laws of the State of Nevada.  The Company has been engaged in organizational efforts and obtaining initial financing, since its inception. The Company was formed to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from March 28, 2011 (inception) through April 30, 2011 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, of which this Prospectus is a part.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair value of financial instrument

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal year-end

The Company elected April 30th as its fiscal year-end date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period from March 28, 2011 (inception) through October 31, 2011.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $60,000 at October 31, 2011.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 20,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common stock

Common stock includes 200,000,000 shares authorized at a par value of $0.001.

On March 28, 2011, the Company issued 6,000,000 shares of its common stock at $0.01 per share to the sole officer of the Company for services rendered, valued at $60,000.

On June 1, 2011, the Company sold 10,000,000 shares of its common stock for cash at $0.005 per share or $50,000 in aggregate.

On June 30, 2011, the Company sold 612,500 shares of its common stock for cash at $0.0101 per share or $6,160 in aggregate.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Share issuance

At inception, the Company has issued 6,000,000 shares of restricted common stock to the majority shareholder for consulting services associated with the development of the business plan and other services related to the incorporation and start-up. Cost for this transaction was measured at the fair value of the services provided, based on similar services he has provided to unrelated third parties. The Company recognized this administrative expense in the current period and a corresponding increase to capital related to stock issued for services. Services were provided during the initial period presented and, accordingly, all shares issued are fully vested, and therefore there is no unrecognized compensation associated with this transaction.

NOTE 6 – INCOME TAXES

Deferred tax assets

At October 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $20,400 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $20,400 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $20,400.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately to $20,400 for the period from March 28, 2011 (inception) through October 31, 2011.

Components of deferred tax assets at October 31, 2011 are as follows:

October 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$20,400
Less valuation allowance	(20,400)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 28, 2011 (inception) through October 31, 2011

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Kingly Chateau Corporation ("we", "us", "our", or the "Company") was incorporated in the State of Nevada on March 28, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.   We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. The Company has focused on the wine industry and retail wine business and intends to seek additional investment opportunities in the wine and alcohol business. The intent is to seek investors looking to benefit from the expanding industry in Asia and to benefit from the liquidity of a viable and profitable public company.   We may at some point in time desire an acquisition or business combination that we deem advantageous to operations.   It should be noted that the Company has not conducted negotiations or entered into a letter of intent concerning any target business.   If we were to seek a business combination, we would predominantly focus on Companies that are within the wine production, wholesale and retail industries.

In order to gain access to the opportunities across the emerging economies, Kingly Chateau Corporation has developed a strategic plan to target the emerging markets in Asia based on exponential growth of personal wealth in Mainland China and other regional Asian emerging markets. The Company has identified two major trends:

·
There is a “New Rich” segment of the Asian market (primarily in mainland China). The New Rich have established its own customs of displaying it new wealth, i.e. import cars, single-family housing, sprawling and gated residential areas. This is one of the primary sales targets for the Company as they have an insatiable need to display their wealth and enjoy a lifestyle consistent with their income.

·
The New Rich are also moving from Mainland China to both Growth Markets (Hong Kong, Singapore, Malaysia) where they can enjoy an immediate “upgrade” in living standards and provide for greater education and future for their children, and to Emerging Markets (Thailand, Vietnam) where they can enjoy greater spending value for their wealth.

The trend is for the New Rich to display their wealth in various tangible ways…brand name cars, multiple homes, clothing, jewelry, etc. One of the ways is through the display of knowledge (actual or implied) of property or items that are traditionally considered for the wealthy or are traditionally a part of wealthy society (Europe or America). Wine is one of these types of items. So we anticipate that the wine industry would flourish in China and other emerging Asian markets as a result.

The Company, in addition to seeking synergistic targets for acquisition, intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.   The following have been identified as potential markets that we may pursue:

w Wholesale sales and distribution;
w Internet-based sales and brokering;
w Retail sales;
w Regional distribution;
w Manufacturing (bottling) or private labeling.

In addition to its Services, the Company is also planning to expand its footprint in the Asia via a mergers and acquisitions strategy of like or synergistic companies. The Company will also seek individuals critical to executing our plan and intends to engage their services in exchange (in part) for Company shares.  In this way, the Company will use its initial offices to serve as a platform for a co-operative structure to expand in Hong Kong, Vietnam, Singapore, Thailand, the Philippines and Malaysia (the “Growth Markets).   In additional to the aforesaid countries, the Company may further expand into other countries (collectively, the “Emerging Markets).

Propelled by the influx of PRC enterprises into the local and international capital market, the Company plans to serve the Greater China Region with expansion into the Growth Markets and Emerging Markets.

We have established offices in Hong Kong (SAR) at Unit 1705 A, Seventeenth Floor, Tower I, Silvercord Plaza, No. 30 Canton Road, TST, Kowloon, Hong Kong. The office space is for corporate identification, mailing, and courier purposes and is provided to us at no cost. In the future, we intend to expand initially into Mainland China as the business plans requires and financing permits, before expanding into emerging markets in Asia.

The total number of employees we have, including full- and part-time, is currently one. We rely on the services of our Chief Executive Officer and our President, Tung Yee Shing, to devote as much time as he can to our operations and to spend time overseeing our administrative responsibilities as well. Mr. Tung will engage the services of certain agents and consultants to assist in executing the Companys business plan. Consulting agents would be engaged in various industries and professions: wine and alcohol industry, web development and marketing industry, product development and product marketing, and potential agents in the manufacturing industry.  The source of funding for any consultants at this time would be the funds raised to date and any further investment by new investors, current shareholders, OTC Investment Management Group and/or Mr. Tung in support of the business plan.

Throughout Mr. Tungs professional experience, he has been instrumental in developing new business markets in Asia and in emerging markets. He has lead teams to establish new sales and distribution channels.  He has also been a team member and employee of Deliotte & Touche, which has been an active consultant for various IPOs in the past and present.  He continues to serve private clients in their personal wealth management and corporate strategic asset planning.

Mr. Tung has experience in the financial industry, including general business, start-up, and operations. He has experience in establishing sales and trade channels and in establishing markets for products. While he has no direct experience in the wine and alcohol industry, his depth of experience in the financial markets and in general business industry makes him an asset to the Company. He will use his experience to take whatever steps are necessary to execute the business plan and assemble a group of personnel consistent with the business plan. He is proven to be a trusted member of various professional organizations and associations in Hong Kong. We believe that his experience makes him a highly qualified candidate for and Officer and Director of the Company.

Mr. Tung has a Bachelors Degree in Economics and MBA from the Chinese University of Hong Kong.   He also has a Master of Science Degree from the Middlesex University.  He is a Fellow member of the Association of Chartered Certified Accountants and a Member of the Hong Kong Institute of Certified Public Accountants. Mr. Tung is fluent in Cantonese, Mandarin and English.

In the future, it is anticipated that Mr. Tung will find a suitable candidate to take over the day-today operations of the Company. It is believed that this transfer of management will have no detrimental effect on the Company, its then operations nor on the execution of its business plan.

The financial statements included elsewhere in this prospectus have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Results of Operations

The Company did not have any operating income from inception through October 31, 2011.  For the nine months ended October 31, 2011, the registrant recognized a net loss of $0 and for the period from inception through October 31, 2011, the registrant recognized a net less of $60,000. Expenses for the periods were comprised of costs mainly associated with travel, legal, accounting and SEC related filing fees.

Capital Resources and Liquidity

As of October 31, 2011, we had $56,160 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At October 31, 2011, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, shareholder advances, Company shares and expected revenues. However, completion of our Plan of Operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our Plan of Operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require additional financing.

The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development of identified services. Should this occur, we would likely seek additional financing to support the continued operation of our business. It is foreseeable that we could continue to incur future operating losses.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGLY CHATEAU CORPORATION

Date: December 15, 2011	By:	/s/ Tung Yee Shing
Tung Yee Shing
Chief Executive Officer, Chief Financial
Officer & Director