Form 10-Q
period 2012-01-31
Kingly Chateau Corp
filed 2012-03-05
CIK 1520216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

The number of shares outstanding of the Registrant’s common stock as of March 5, 2012 was 16,612,500 shares of common stock.

KINGLY CHATEAU CORPORATION

FORM 10-Q

January 31, 2012

PART 1 - FINANCIAL INFORMATION

KINGLY CHATEAU CORPORATION
(A development stage company)
BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$43,204	$-

Total Current Assets	43,204	-

TOTAL ASSETS	$43,204	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$200	$-

Total Current Liabilities	200	-

TOTAL LIABILITIES	200	-

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 20,000,000 shares authorized
No shares issued and outstanding	-	-
Common stock: par value $0.001; 200,000,000 shares authorized
16,612,500 and 6,000,000 shares issued and outstanding, respectively	16,613	6,000
Additional paid-In capital	99,547	54,000
Deficit accumulated during the development stage	(73,156)	(60,000)

Total Stockholders' Equity	43,004	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,204	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Nine Months	March 28, 2011(inception)
	Ended	Ended	through
	January 31, 2012	January 31, 2012	January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	12,039	12,039	12,039
PROFESSIONAL FEES	1,117	1,117	1,117
STOCK COMPENSATION	-	-	60,000

TOTAL OPERATING EXPENSES	13,156	13,156	73,156

LOSS BEFORE INCOME TAXES	(13,156)	(13,156)	(73,156)

INCOME TAXES	-	-	-

NET LOSS	$(13,156)	$(13,156)	$(73,156)

Net Loss Per Common Share - basic & diluted	$(0.001)	$(0.001)	$(0.005)

Weighted Average Common Shares Outstanding:
- basic & diluted	16,612,500	15,318,138	14,322,178

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from March 28, 2011 (inception) through January 31, 2012

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, March 28, 2011 (Inception)	-	$-	$-	$-	$-

Shares issued for services at $0.01
per share on March 28, 2011	6,000,000	6,000	54,000	-	60,000

Net Loss				(60,000)	(60,000)

Balance, April 30, 2011	6,000,000	6,000	54,000	(60,000)	-

Shares issued for cash at $0.05
per share on June 1, 2011	10,000,000	10,000	40,000		50,000

Shares issued for cash at $0.0101
per share on June 30, 2011	612,500	613	5,547		6,160

Net Loss (unaudited)				(13,156)	(13,156)

Balance, January 31, 2012	16,612,500	$16,613	$99,547	$(73,156)	$43,004

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

		For the Period from
	Nine Months	March 28, 2011(inception)
	Ended	through
	January 31, 2012	January 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,156)	$(73,156)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued as compensation	-	60,000
Changes in operating assets and liabilities:
Accrued expenses	200	200

Net cash used in operating activities	(12,956)	(12,956)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	56,160	56,160

Net cash flows provided by financing activities	56,160	56,160

NET CHANGE IN CASH	43,204	43,204

CASH BALANCE AT BEGINNING OF PERIOD	-	-

CASH BALANCE AT END OF PERIOD	$43,204	$43,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
January 31, 2012
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

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

The Company, in addition to seeking synergistic targets for acquisition, intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.   The following have been identified as potential markets that we may pursue:

-	Wholesale sales and distribution
-	Internet-based sales and brokering
-	Retail sales
-	Regional distribution
-	Manufacturing (bottling) or private labeling

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period from March 28, 2011 (inception) through January 31, 2012.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $73,156 at January 31, 2012.

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

NOTE 6 – INCOME TAXES

Deferred tax assets

At January 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $73,156 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $24,873 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $24,873.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately to $24,873 for the period from March 28, 2011 (inception) through January 31, 2012.

Components of deferred tax assets at January 31, 2012 are as follows:

January 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$24,873
Less valuation allowance	(24,873)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 28, 2011 (inception) through January 31, 2012

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

1.
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

2.
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

The Company, in addition to seeking synergistic targets for acquisition, intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.   The following have been identified as potential markets that we may pursue:

♦	Wholesale sales and distribution;
♦	Internet-based sales and brokering;
♦	Retail sales;
♦	Regional distribution;
♦	Manufacturing (bottling) or private labeling.

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

The financial statements included elsewhere in this filing have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Results of Operations

The Company did not have any operating income from inception through January 31, 2012.  For the nine months ended January 31, 2012, the registrant recognized a net loss of $13,156 and for the period from inception through January 31, 2012, the registrant recognized a net less of $73,156. Expenses for the periods were comprised of costs mainly associated with travel, legal, accounting and SEC related filing fees.

Capital Resources and Liquidity

As of January 31, 2012, we had $43,204 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At January 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

KINGLY CHATEAU CORPORATION

Date: March 5, 2012	By:	/s/ Tung Yee Shing
Tung Yee Shing
Chief Executive Officer, Chief Financial
Officer & Director