Form 10-K
period 2012-04-30
Kingly Chateau Corp
filed 2012-06-29
CIK 1520216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

(Mark One)

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

KINGLY CHATEAU CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	39-2078329
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Unit1705 A, 17 Floor, Tower 1, Silvercord Plaza
No. 30 Canton Road, TST, Kowloon, Hong Kong
(Address of Principal Executive Offices)

+852 - 2957 8088
 (Registrant’s Telephone Number including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☒      No  ☐

Number of shares outstanding of the Registrant’s common stock as of June 29, 2012 was 16,612,500 shares of common stock.

PART I

ITEM 1.     BUSINESS

Description of Business

General

Foreward

The world-wide impact of the economic recession of 2009 and continuing through the current fiscal year has delayed the commencement of the execution of our business plan. However, as the world-wide economy improves, we continue to seek out the best potential opportunity for the shareholders.

Overview

Kingly Chateau Corporation ("we", "us", "our", or the "Company") was incorporated in the State of Nevada on March 28, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.   The Company was formed to establish and operate a winery and retail wine business and intends to seek additional investment opportunities in the wine and alcohol business. The intent is to seek investors looking to benefit from the expanding industry in Asia and to benefit from the liquidity of a viable and profitable public company.  We may at some point in time desire an acquisition or business combination that we deem advantageous to operations.  It should be noted that the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  If we were to seek a business combination, we would predominantly focus on Companies that are within the wine production, wholesale and retail industries.

The growth of the economies in Asia has provided opportunities to many professional companies in the region.  In order to attempt to gain access to the opportunities across the emerging economies, Kingly Chateau Corporation has developed a strategic plan to target the emerging markets in Asia based on exponential growth of personal wealth in Mainland China and other regional Asian emerging markets.

The Company intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.

In addition to its Services, the Company is also planning to expand its footprint in the Asia via a mergers and acquisitions strategy of like or synergistic companies. The Company will also seek individuals critical to executing our plan and intends to engage their services in exchange (in part) for Company shares.  In this way, the Company will use its initial offices to serve as a platform for a co-operative structure to expand in Hong Kong, Vietnam, Singapore, Thailand, the Philippines and Malaysia (the “Growth Markets”).  In additional to the aforesaid countries, the Company may further expand into other countries (collectively, the “Emerging Markets”).

Products and Services

The Company currently does not offer any products or services.  However, the long-term goal for the Company is to provide the following Services:

1.	Wholesale sales and distribution;
2.	Internet-based sales and brokering;
3.	Retail sales;
4.	Regional distribution;
5.	Manufacturing (bottling) or private labeling.

Propelled by the influx of PRC enterprises into the local and international capital market, the Company plans to serve the Greater China Region with expansion into the Growth Markets and Emerging Markets.

Wholesale Sales and Distribution

The Company plans to initially leverage the expertise of its officer and director to establish operations in wholesale sales and distribution. The Company may reach out to a sourcing base to establish a Company Brand, through private label.  The Company intends to develop its wholesale sales and distribution network through synergistic merger or acquisition of company or individuals.

Internet-based Sales and High-end Brokering

The Company currently has no products.  In the future, the Company intends to develop a proprietary website to market various products and to conduct auctions for unusual, rare and/or highly regarded vintages (the “Select Vintages”). The Company hopes to offer these Select Vintages to its potential members (the “Internet Members”) first and then provide private auctions for the Select Vintages.

The Company intends to succeed in developing this initiative through the following actions:

1.	Synergistic merger or acquisition if company or individuals;
2.	Designing and launching its Company website;
3.	Acquiring rights to sell Select Vintages;
4.	Providing home-based delivery of vintages;
5.	Providing home-based delivery of various accouterments to wine and consumption.

Retail Sales

The company currently has no retail storefronts, warehouses, or products.  Our long-term goals include building a Wholesale Sales and Distribution network, and internet-based sales and high-end Brokerage. The Company intends to open retail stores in key markets once our other long-term goals are accomplished. The Company will seek to increase its exposure to foot traffic customers and provide for a local forum for Internet Members to come and taste new and Select Vintages.

The Retail Sales service would also provide direct access to on-demand inventory as well as a location for Internet sales to be picked up in the case of a local sale. The Company plans to implement the following key components in the Retail Sales services.

1.	Synergistic merger or acquisition of company or individuals;
2.	Providing for easy access for Internet Members and new customers;
3.	Providing a Internet Members benefit to taste new and Select Vintages;
4.	Providing for a point of sale of common and Select Vintages;
5.	Sponsoring or co-sponsoring local events

Regional Distribution

The Company currently has no products or distribution.  Our long-term goals include leveraging our officer and director’s expertise and sourcing network in Asia to assist in the development of becoming a regional distributor. While regional distribution may be a secondary rollout service, it will be ultimately critical to the Company’s development of services and product in Growth Markets and Emerging Markets. The Company intends to accomplish this goal through the following efforts:

1.	Synergistic merger or acquisition of company or individuals;
2.	Establishing brand and service awareness of the Company;
3.	Providing access to Company products and services to Emerging Markets.

Manufacturing (Bottling) and Private Labeling

The Company currently does not have any products or manufacturing, nor does it offer any services.  Ultimately, the Company intends to enter the manufacturing and winemaking business through the acquisition of land, rights and bottling facilities. The Company would then also enter into agreements to offer through private labeling the Company’s proprietary blend of wines and vintages (the “Company Vintages”). The Company intends to provide common vintages and small batch high-end Company Vintages.

1.	Synergistic merger or acquisition of company or individuals;
2.	Acquisition of land to grow grapes and/or rights to grapes;
3.	Acquisition of or rights to use bottling facilities.

Growth Strategy

The Company’s sole officer and director has over 12 years of strategic asset development, mergers and acquisitions, and in establishing sales and distribution of products and services in Hong Kong and Mainland China. He has developed a vast network of sourcing clients and database upon which to rely in executing the Company’s goals. In doing so, he has identified two major trends:

THE NEW RICH
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

IMPROVED QUALITY OF LIFE
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

Expanding the Services Scope and Geographic Coverage

The following table shows the Company’s anticipated position within 36 months of implementation.

Country	Wholesale Distribution	Internet Sales Brokering	Retail Sales	Regional Distribution	Bottling & Private Label
Hong Kong &	|	|	|	|	|
Greater China	|	|	|	|	|
Singapore	|	|	☐	☐	☐
Malaysia	|	|	☐	☐	☐
Thailand	☐	|	|	|	|
Vietnam	☐	|	|	|	|
The Philippines	☐	|	☐	☐	|
| - Services to be developed in the region with concrete plan
☐ - Services to be developed when market conditions are favorable

The Company plans to implement its strategy in China initially.  It intends to replicate its success into other areas in Asia.  Due to the similarity of client relationship management model, the Company thinks it can replicate its Offerings in the Growth Markets and Emerging Markets with greater success.

The Company’s priority shall be to establish and expand these offerings in Hong Kong and Mainland China, Singapore and Vietnam because markets in these countries are very active and act in concert. Opportunities that will require commitments to real estate (Retail Sales) will be confined to Emerging Markets as the financial exposure can be limited, and would be expanded into the Growth Markets in accordance with existing regional sales support. In order to expand into the economies as shown in the above table, the Company expects to entertain discussions with established providers of same or similar Offerings and will seek alliances and partnerships leveraging the Company’s reporting status with the Securities and Exchange Commission.  The alliances will likely be formed by an acquisition, or merger.  That is, the Company will issue new shares to these targets in exchange for a controlling stake in their respective companies.

In addition to the initial offices in Shenzhen, China, the Company is planning to further expand into other first and second-tier cities in China, including, Beijing and Shanghai. Similarly, in Vietnam, the Company shall initially target offices in Hanoi and Ho Chi Minh (Saigon) and will seek opportunities in Bangkok, Chiang Mai and Nakhon Ratchasima, Thailand; Kuala Lumpur, George Town and Putrajaya, Malaysia, and Manila and Quezon City, the Philippines.

Intellectual Property

We do not own any intellectual property. As the Companies products and services expand, we intend to establish brands that will accrue awareness and intellectual property.

Government Approval and Regulation

We intend to seek government approval in all required aspects of executing our business plan. At this point, it is believed by the Company that no such government approval is required (beyond applying for regional retail sales licenses) until we intend and begin to manufacture alcoholic and related products.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation outside of Company stock. The president anticipates that our business plan can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. From time to time, Mr. Tung engages the services of professionals to perform limited tasks on behalf of the Company.

ITEM 1A.  RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.     PROPERTIES

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

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

On April 9, 2011, the Company filed its Form 10-12(g) registering its securities under the Securities and Exchange Act of 1934. After receiving comments and filing amendments, thereto, the Company received its “No Further Action” letter from the SEC on or about September 3, 2011.

On September 13, 2011, the Company filed its Form S-1 for registration of its securities under the Securities Act of 1933. To date, we have received comments from the SEC and have submitted a Form S-1/A to respond to the initial comments. We have received further comments to the Form S-1/A. To date, the Company has not filed its amendment to the most recent comments.

In the event our Common stock becomes listed and traded, the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

There are 40 shareholders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On February 28, 2011, 6,000,000 shares were issued to Tung Yee Shing pursuant to an agreement for services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933;

On May 12, 2011, Mr. Tung assigned 6,000,000 shares in the Company to OTC Investment Management Limited (“OTC”), with an address at Room 1016, Chun Ying Hse, Ko Chun Ct, Yao Tong, BVI.;

On June 1, 2011, under a share purchase agreement, the Company issued 10,000,000 shares to OTC Investment Management Limited for a total consideration of $50,000 USD and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933;

From June 24, 2011 through June 30, 2011, the Company issued to 39 individual shareholders an aggregate of 612,500 Common shares at a price of $0.01 per share. These shares were sold under a share purchase agreement and under exemption from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of April 30, 2012, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Overview

Kingly Chateau Corporation was incorporated in the State of Nevada on March 28, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.   We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. The Company has focused on the wine industry and retail wine business and intends to seek additional investment opportunities in the wine and alcohol business. The intent is to seek investors looking to benefit from the expanding industry in Asia and to benefit from the liquidity of a viable and profitable public company.   We may at some point in time desire an acquisition or business combination that we deem advantageous to operations.   It should be noted that the Company has not conducted negotiations or entered into a letter of intent concerning any target business.   If we were to seek a business combination, we would predominantly focus on Companies that are within the wine production, wholesale and retail industries.

In order to gain access to the opportunities across the emerging economies, Kingly Chateau Corporation has developed a strategic plan to target the emerging markets in Asia based on exponential growth of personal wealth in Mainland China and other regional Asian emerging markets. The Company will focus its energies on tapping into the “New Rich” in Asia.

l.
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

The Company, in addition to seeking synergistic targets for acquisition, intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.   The following have been identified as potential markets that we may pursue:

◆	Wholesale sales and distribution;
◆	Internet-based sales and brokering;
◆	Retail sales;
◆	Regional distribution;
◆	Manufacturing (bottling) or private labeling.

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

Currently, we rely on the services of our Chief Executive Officer and our President, Tung Yee Shing, to devote as much time as he can to our operations and to spend time overseeing our administrative responsibilities as well. Mr. Tung will engage the services of certain agents and consultants to assist in executing the Company’s business plan. Consulting agents would be engaged in various industries and professions: wine and alcohol industry, web development and marketing industry, product development and product marketing, and potential agents in the manufacturing industry.  The source of funding for any consultants at this time would be the funds raised to date and any further investment by new investors, current shareholders, OTC Investment Management Group and/or Mr. Tung in support of the business plan.

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

Results of Operations For the year Ended April 30, 2012 compare to the year ended April 30, 2011.

We did not have any operating income from inception through April 30, 2012. From inception through April 30, 2012, the registrant recognized a net loss of $91,072. Some general and administrative expenses during the year were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting, travel and office.

We did not have any operating income from inception through April 30, 2012.  For the year ended April 30, 2012, the registrant recognized a net loss of $31,072.  Some general and administrative expenses from inception were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

At April 30, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses pending initial operations or acquisition of an operating company.

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

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development of identified services. Should this occur, we would likely seek additional financing to support the operation of our business. It is foreseeable that we continue to incur operating losses.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the above mentioned accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended April 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 26, 2011, the Company engaged the services of Peter Messineo, CPA, a PCAOB registered auditor, to perform audit services. The decision was approved by the Board of Directors. There were no disagreements between the Company and its prior auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at April 30, 2012. Based on these evaluations, our CEO and PAO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of April 30, 2012.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at April 30, 2012, utilizing the criteria discussed in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2012.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at April 30, 2012.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Tung Yee Shing	45	President, Chief Executive Officer, Chief Financial Officer, Director	February 28, 2011

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below is a brief biography of our sole officer and director:

Tung Yee Shing has a Bachelors Degree in Economics and MBA from the Chinese University of Hong Kong. He also has a Master of Science Degree from the Middlesex University. He is a Fellow member of the Association of Chartered Certified Accountants and a Member of the Hong Kong Institute of Certified Public Accountants. Mr. Tung is fluent in Cantonese, Mandarin and English.

Throughout Mr. Tung’s professional experience, he has been instrumental in developing new business markets in Asia and in emerging markets. He has lead teams to establish new sales and distribution channels.  He has also been a team member and employee of Deliotte & Touche, which has been an active consultant for various IPOs in the past and present.  He continues to serve private clients in their personal wealth management and corporate strategic asset planning.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed have been timely filed.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors do not receive any compensation (outside of Company stock) for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of July 30, 2012 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

OTC Investment Management Ltd.	16,000,000	96.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There were no material transactions between us and our promoters or founders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed approximately $1000 for the audit of our financial statements for the quarterly periods ended October 31, 2011 and January 31, 2012. Present 10-K filing is the Company’s initial annual report. We anticipate charges in the amount of $1,500 for the review, and audit of our financial statements and other reports filed with the Securities and Exchange Commission.

Tax Fees

For the Company's fiscal year ended April 30, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our principle auditors.

All Other Fees

For the Company's fiscal year ended April 30, 2012 the Company was billed approximately $600 for professional accounting services rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGLY CHATEAU CORPORATION

Date: June 29, 2012	By:	/s/ Tung Yee Shing
Tung Yee Shing Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2012	By:	/s/ Tung Yee Shing
Tung Yee Shing
Chief Financial Officer, Principal Accounting Officer and Director

KINGLY CHATEAU CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

KINGLY CHATEAU CORPORATION
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheets at April 30, 2012 and 2011	F-2

Statements of Operations for the year ended April 30, 2012, for the period from March 28, 2011 (inception) through April 30, 2011, and for the period from March 28, 2011 (inception) through April 30, 2012
F-3

Statement of Stockholders’ Equity for the period from March 28, 2011 (inception) through April 30, 2012	F-4

Cash Flow Statements for the year ended April 30, 2012, for the period from March 28, 2011 (inception) through April 30, 2011, and for the period from March 28, 2011 (inception) through April 30, 2012	F-5

Notes to the Financial Statements	F-6

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kingly Chateau Corporation:

I have audited the balance sheets of Kingly Chateau Corporation as of April 30, 2012 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year then ended and for the period March 28, 2011 (date of inception) through April 30, 2012.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Kingly Chateau Corporation as of April 30, 2012, and the results of its operations and its cash flows for the year then ended and for the period March 28, 2011 (date of inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 and 3 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
June 4, 2012

KINGLY CHATEAU CORPORATION
(A development stage company)
BALANCE SHEETS

	April 30, 2012	April 30, 2011

ASSETS

CURRENT ASSETS

Cash	$25,288	$-

Total Current Assets	25,288	-

TOTAL ASSETS	$25,288	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$200	$-

Total Current Liabilities	200	-

TOTAL LIABILITIES	200	-

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 20,000,000 shares authorized;
No shares issued and outstanding

Common stock: par value $0.001; 200,000,000 shares authorized;
16,612,500 and 6,000,000 shares issued and outstanding, respectively	16,613	6,000

Additional paid-In capital	99,547	54,000
Deficit accumulated during the development stage	(91,072)	(60,000)

Total Stockholders' Equity	25,088	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,288	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Twelve Months Ended	For the Period from March 28, 2011 (inception) through	For the Period from March 28, 2011 (inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	28,538	-	28,538
PROFESSIONAL FEES	2,534	-	2,534
STOCK COMPENSATION	-	60,000	60,000

TOTAL OPERATING EXPENSES	31,072	60,000	91,072

LOSS BEFORE INCOME TAXES	(31,072)	(60,000)	(91,072)

INCOME TAXES	-	-	-

NET LOSS	$(31,072)	$(60,000)	$(91,072)

Net Loss Per Common Share - basic & diluted	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	15,636,396

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 28, 2011 (inception) through April 30, 2012

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, March 28, 2011 (Inception)	-	$-	$-	$-	$-

Shares issued for services at $0.01
per share on March 28, 2011	6,000,000	6,000	54,000	-	60,000

Net Loss				(60,000)	(60,000)

Balance, April 30, 2011 (audited)	6,000,000	6,000	54,000	(60,000)	-

Shares issued for cash at $0.005
per share on June 1, 2011	10,000,000	10,000	40,000		50,000

Shares issued for cash at $0.0101
per share on June 30, 2011	612,500	613	5,547		6,160

Net Loss				(31,072)	(31,072)

Balance, April 30, 2012 (audited)	16,612,500	$16,613	$99,547	$(91,072)	$25,088

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended April 30, 2012	For the Period from March 28, 2011 (inception) through April 30, 2011	For the Period from March 28, 2011 (inception) through April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,072)	$(60,000)	$(91,072)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued as compensation	-	60,000	60,000
Changes in operating assets and liabilities:
Accrued expenses	200	-	200

Net cash used in operating activities	(30,872)	-	(30,872)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	56,160	-	56,160

Net cash flows provided by financing activities	56,160	-	56,160

NET CHANGE IN CASH	25,288	-	25,288

CASH BALANCE AT BEGINNING OF PERIOD	-	-	-

CASH BALANCE AT END OF PERIOD	$25,288	$-	$25,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
April 30, 2012
Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period from March 28, 2011 (inception) through April 30, 2012.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: De-recognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $91,072 at April 30, 2012.

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

NOTE 6 – INCOME TAXES

Deferred tax assets

At April 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $91,072 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,964 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $30,964.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately to $30,964 for the period from March 28, 2011 (inception) through April 30, 2012.

Components of deferred tax assets at April 30, 2012 are as follows:

April 30, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$30,964
Less valuation allowance	(30,964)

Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from March 28, 2011 (inception) through April 30, 2012

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