Form 10-Q
period 2012-07-31
Kingly Chateau Corp
filed 2012-08-30
CIK 1520216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the Registrant’s common stock as of August 30, 2012 was 16,612,500 shares of common stock.

KINGLY CHATEAU CORPORATION

FORM 10-Q

July 31, 2012

PART 1 - FINANCIAL INFORMATION

KINGLY CHATEAU CORPORATION
(A development stage company)
BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$9,275	$25,288

Total Current Assets	9,275	25,288

TOTAL ASSETS	$9,275	$25,288

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accrued expenses	$200	$200

Total Current Liabilities	200	200

TOTAL LIABILITIES	200	200

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 20,000,000 shares authorized;
No shares issued and outstanding

Common stock: par value $0.001; 200,000,000 shares authorized;
16,612,500 and 16,612,500 shares issued and outstanding, respectively	16,613	16,613

Additional paid-In capital	99,547	99,547
Deficit accumulated during the development stage	(107,085)	(91,072)

Total Stockholders' Equity	9,075	25,088

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,275	$25,288

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	For the Period from March 28, 2011(inception)
	Ended	Ended	through
	July 31, 2012	July 31, 2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	13,500	-	42,038
PROFESSIONAL FEES	2,513	-	5,047
STOCK COMPENSATION	-	-	60,000

TOTAL OPERATING EXPENSES	16,013	-	107,085

LOSS BEFORE INCOME TAXES	(16,013)	-	(107,085)

INCOME TAXES	-	-	-

NET LOSS	$(16,013)	$-	$(107,085)

Net Loss Per Common Share - basic & diluted	$(0.00)	$-

Weighted Average Common Shares Outstanding:
- basic & diluted	16,612,500	12,728,125

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 28, 2011 (inception) through July 31, 2012

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, March 28, 2011 (Inception)	-	$-	$-	$-	$-

Shares issued for services at $0.01
per share on March 28, 2011	6,000,000	6,000	54,000	-	60,000

Net Loss				(60,000)	(60,000)

Balance, April 30, 2011 (audited)	6,000,000	6,000	54,000	(60,000)	-

Shares issued for cash at $0.005
per share on June 1, 2011	10,000,000	10,000	40,000		50,000

Shares issued for cash at $0.0101
per share on June 30, 2011	612,500	613	5,547		6,160

Net Loss				(31,072)	(31,072)

Balance, April 30, 2012 (audited)	16,612,500	16,613	99,547	(91,072)	25,088

Net Loss (unaudited)				(16,013)	(16,013)

Balance, July 31, 2012	16,612,500	$16,613	$99,547	$(107,085)	$9,075

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Three Months	Three Months	For the Period from March 28, 2011(inception)
	Ended	Ended	through
	July 31, 2012	July 31, 2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,013)	$-	$(107,085)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued as compensation	-	-	60,000
Changes in operating assets and liabilities:
Accrued expenses	-	-	200

Net cash used in operating activities	(16,013)	-	(46,885)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	-	56,160	56,160

Net cash flows provided by financing activities	-	56,160	56,160

NET CHANGE IN CASH	(16,013)	56,160	9,275

CASH BALANCE AT BEGINNING OF PERIOD	25,288	-	-

CASH BALANCE AT END OF PERIOD	$9,275	$56,160	$9,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
July 31, 2012
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2012.

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

Revenue recognition

The Company follows paragraph 605-10S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the three months ended July 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $107,085 at July 31, 2012.

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

NOTE 6 – SUBSEQUENT EVENTS

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

The Company, in addition to seeking synergistic targets for acquisition, intends to implement its plan and acquire assets of operating companies or individuals in the wholesale, retail, internet, distribution and manufacturing markets, i.e. developing sales opportunities and revenues from the alcoholic beverage (mainly wine) industry.   The following have been identified as potential markets that we may pursue:

●	Wholesale sales and distribution;
●	Internet-based sales and brokering;
●	Retail sales;
●	Regional distribution;
●	Manufacturing (bottling) or private labeling.

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

In the future, it is anticipated that Mr. Tung will find a suitable candidate to take over the day-today operations of the Company. It is believed that this transfer of management will have no detrimental effect on the Company, its then operations or on the execution of its business plan. The Company will continue to develop its Plan and will also seek suitable acquisitions and or other business combinations in its effort to ensure a successful business venture and increase shareholder value.

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

Results of Operations

The Company did not have any operating income from inception through July 31, 2012.  For the three months ended July 31, 2012, the registrant recognized a net loss of $16,013 and for the period from inception (March 28, 2011) through July 31, 2012, the registrant recognized a net less of $107,085. Expenses for the periods were comprised of costs mainly associated with travel, legal, accounting and SEC related filing fees.

Capital Resources and Liquidity

As of July 31, 2012, we had $9,275 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At July 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
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

KINGLY CHATEAU CORPORATION

Date: August 30, 2012	By:	/s/ Tung Yee Shing
Tung Yee Shing
Chief Executive Officer, Chief Financial Officer & Director