Form 10-Q
period 2012-10-31
Kingly Chateau Corp
filed 2012-12-10
CIK 1520216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: ___________

KINGLY CHATEAU CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	39-2078329
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7380 S Eastern Avenue, #124376
Las Vegas, NV 89123
(Address of Principal Executive Offices)
(Zip Code)

206-888-6995
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

The number of shares outstanding of the Registrant’s common stock as of October 31, 2012 was 19,162,500 shares of common stock.

KINGLY CHATEAU CORPORATION

FORM 10-Q

October 31, 2012

PART 1 - FINANCIAL INFORMATION

KINGLY CHATEAU CORPORATION
(A development stage company)
BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash	$1,684	$25,288

Total Current Assets	1,684	25,288

TOTAL ASSETS	$1,684	$25,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$-	$200

Total Current Liabilities	-	200

TOTAL LIABILITIES	-	200

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 20,000,000 shares authorized;
No shares issued and outstanding

Common stock: par value $0.001; 200,000,000 shares authorized;
19,162,500 and 16,612,500 shares issued and outstanding, respectively	19,163	16,613

Additional paid-In capital	122,497	99,547
Deficit accumulated during the development stage	(139,976)	(91,072)

Total Stockholders' Equity	1,684	25,088

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,684	$25,288

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Six Months Ended October 31, 2012	Three Months Ended October 31, 2012	Six Months Ended October 31, 2011	Three Months Ended October 31, 2011	For the Period from March 28, 2011 (inception) through October 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	45,174	31,674	-	-	73,712
PROFESSIONAL FEES	3,730	1,217	-	-	6,264
STOCK COMPENSATION	-	-	-	-	60,000

TOTAL OPERATING EXPENSES	48,904	32,891	-	-	139,976

LOSS BEFORE INCOME TAXES	(48,904)	(32,891)	-	-	(139,976)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(48,904)	$(32,891)	$-	$-	$(139,976)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$-	$-

Weighted Average Common Shares Outstanding:
- basic & diluted	17,873,730	19,134,705	14,670,456	15,796,820

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 28, 2011 (inception) through October 31, 2012

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, March 28, 2011 (Inception)	-	$-	$-	$-	$-

Shares issued for services at $0.01
per share on March 28, 2011	6,000,000	6,000	54,000	-	60,000

Net Loss				(60,000)	(60,000)

Balance, April 30, 2011 (audited)	6,000,000	6,000	54,000	(60,000)	-

Shares issued for cash at $0.005
per share on June 1, 2011	10,000,000	10,000	40,000		50,000

Shares issued for cash at $0.0101
per share on June 30, 2011	612,500	613	5,547		6,160

Net Loss				(31,072)	(31,072)

Balance, April 30, 2012 (audited)	16,612,500	16,613	99,547	(91,072)	25,088

Shares issued for services at $0.01
per share on October 31, 2012	2,550,000	2,550	22,950	-	25,500

Net Loss (unaudited)				(48,904)	(48,904)

Balance, October 31, 2012	19,162,500	$19,163	$122,497	$(139,976)	$1,684

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	For the Period from March 28, 2011 (inception) through October 31, 2012
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,904)	$-	$(139,976)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for consulting services	25,500		25,500
Stock issued as compensation	-	-	60,000
Changes in operating assets and liabilities:
Accrued expenses	(200)	-	-

Net cash used in operating activities	(23,604)	-	(54,476)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	-	56,160	56,160

Net cash flows provided by financing activities	-	56,160	56,160

NET CHANGE IN CASH	(23,604)	56,160	1,684

CASH BALANCE AT BEGINNING OF PERIOD	25,288	-	-

CASH BALANCE AT END OF PERIOD	$1,684	$56,160	$1,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGLY CHATEAU CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
October 31, 2012
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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the six months ended October 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $114,476 at October 31, 2012.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Business Consulting Agreement

1)
On September 30, 2011 (the “Effective Date”), the Company entered into a business consulting agreement (the “Consulting Agreement”) with Manila Call Solutions, Ltd. (“Consultant”), a Turks and Caicos Company.

(i)	Nature of Services
Under the terms of the Consulting Agreement, the Company engaged Consultant to provide general business and financial consulting services as well as the marketing and management of sales and marketing staff, and their travel expenses into and thoughout, but not limited to Hong Kong, China, Phillippines, Malaysia, and Korea.

(ii)	Term
The term of this Agreement shall be one year from the effective date hereof with automatic annual renewal unless otherwise stated in writing 60 days prior to effective date.

(iii)	Compensation
The Company shall pay a one-time consulting fee of $7,500.

(iv)	Termination of the Agreement
The Company may terminate this agreement with 60 days written notice to consultant.

The Company did not pay any consulting fees to the Consultant, but had issued 750,000 shares of its common stock as a final payment for the arrears owed on August 1, 2012.

2)	On September 30, 2011 (the “Effective Date”), the Company entered into a business consulting agreement (the “Consulting Agreement”) with Millhouse SA (“Consultant”), a BVI Company.

(v)	Nature of Services
Under the terms of the Consulting Agreement, the Company engaged Consultant to provide general business and financial consulting services as well as the marketing and management of sales and marketing staff, and their travel expenses into and thoughout, but not limited to Hong Kong, China, Phillippines, Malaysia, and Korea.

(vi)	Term
The term of this Agreement shall be one year from the effective date hereof with automatic annual renewal unless otherwise stated in writing 60 days prior to effective date.

(vii)	Compensation
The Company shall pay a one-time consulting fee of $5,000.

(viii)	Termination of the Agreement
The Company may terminate this agreement with 60 days written notice to consultant.

The Company did not pay any consulting fees to the Consultant, but had issued 500,000 shares of its common stock as a final payment for the arrears owed on August 1, 2012.

3)
On September 30, 2011 (the “Effective Date”), the Company entered into a business consulting agreement (the “Consulting Agreement”) with Bolt Tours and Travel International (“Consultant”), a BVI Company.

(ix)	Nature of Services
Under the terms of the Consulting Agreement, the Company engaged Consultant to provide general business and financial consulting services as well as the marketing and management of sales and marketing staff, and their travel expenses into and thoughout, but not limited to Hong Kong, China, Phillippines, Malaysia, and Korea.

(x)	Term
The term of this Agreement shall be one year from the effective date hereof with automatic annual renewal unless otherwise stated in writing 60 days prior to effective date.

(xi)	Compensation
The Company shall pay a one-time consulting fee of $6,000.

(xii)	Termination of the Agreement
The Company may terminate this agreement with 60 days written notice to consultant.

The Company did not pay any consulting fees to the Consultant, but had issued 600,000 shares of its common stock as a final payment for the arrears owed on August 1, 2012.

4)
On September 30, 2011 (the “Effective Date”), the Company entered into a business consulting agreement (the “Consulting Agreement”) with Asia Data Systems Limited (“Consultant”), a Turks and Caicos Company.

(xiii)	Nature of Services
Under the terms of the Consulting Agreement, the Company engaged Consultant to provide general business and financial consulting services as well as the marketing and management of sales and marketing staff, and their travel expenses into and thoughout, but not limited to Hong Kong, China, Phillippines, Malaysia, and Korea.

(xiv)	Term
The term of this Agreement shall be one year from the effective date hereof with automatic annual renewal unless otherwise stated in writing 60 days prior to effective date.

(xv)	Compensation
The Company shall pay a one-time consulting fee of $7,000.

(xvi)	Termination of the Agreement
The Company may terminate this agreement with 60 days written notice to consultant.

The Company did not pay any consulting fees to the Consultant, but had issued 700,000 shares of its common stock as a final payment for the arrears owed on August 1, 2012.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On August 1, 2012, the Company issued 2,550,000 shares of its common stock at $0.01 per share to 4 consultants for the services rendered, valued at $25,500.

On October 12, 2012, in a private transaction, 16,000,000 shares of common stock, which represented 79.72% of the issued and outstanding shares of common stock, were sold to OTC Investment Limited for the total price of $23,000.  This resulted in a change in control of the Company.  In connection with this transaction, also on October 17, 2012, Tung Yee Shing resigned from his position as Chief Executive Officer of the Company and Jeffrey Smuda was appointed as the new President and sole director of the Company as well as Chief Executive Officer of the Company, Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events need to be disclosed:

During December 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding ordinary shares of Intelligent Living, Inc. (“ILI”) for and in consideration of the issuance of 15,330,000 shares of its common stock pursuant to the Exchange Agreement. ILI is now operated as a wholly-owned subsidiary of the Company.

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

Results of Operations

The Company did not have any operating income from inception through October 31, 2012. For the six months ended October 31, 2012, the registrant recognized a net loss of $48,904 and for the period from inception (March 28, 2011) through October 31, 2012, the registrant recognized a net less of $139,976. Expenses for the periods were comprised of costs mainly associated with travel, legal, accounting and SEC related filing fees.

Capital Resources and Liquidity

As of October 31, 2012, we had $1,684 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Going Concern

At October 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

KINGLY CHATEAU CORPORATION

Date: December 7, 2012	By:	/s/ Jeffrey Smuda
Jeffrey Smuda
Chief Executive Officer, Chief Financial Officer & Director